Form 10-K
period 1999-12-31
CHASE MANHATTAN BANK /NY/; CHASE CREDIT CARD MASTER TRUST; CHASE MANHATTAN BANK USA CHASE CREDIT CARD OWNER TR 1999-3
filed 2000-03-30
CIK 835271, 1004988, 1095661

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       -----------------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 1999

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from       to
                               -----    -----

                        Commission file number 333-74303

                  Chase Credit Card Owner Trust 1999-3 (issuer)
           Chase Manhattan Bank USA, National Association (depositor)
             (Exact name of registrant as specified in its charter)


         USA                                                 22-238028
(State of Other Jurisdiction of                     (IRS Employer
Incorporation or Organization)                      Identification Number)

802 Delaware Avenue, Wilmington, DE                              19801
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:   (302) 575-5033

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class              Name of Each Exchange of Which Registered
       NONE                                        N/A

Securities registered pursuant to Section 12(g) of the Act:

      NONE
(Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the last 90 days:

YES    X                            NO _____
    -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K. X
                                                                ---

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         The registrant has no voting or non-voting common outstanding as of the date of this report. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                       DOCUMENTS INCORPORATED BY REFERENCE.
         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1999).

         None.

                                Introductory Note

         Chase Credit Card Owner Trust 1999-3 (the "Trust") was formed pursuant to a Trust Agreement (the "Agreement") between Chase Manhattan Bank USA, National Association (the "Bank"), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust is the issuer of these classes of asset backed notes (the "Notes") and one class of asset backed certificates (the "Certificates"). The Trust files reports pursuant to Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in the manner described in letters dated January 16, 1991 and March 14, 1991, submitted to the Office of Chief Counsel with respect to Chase Credit Card Master Trust (f/k/a "Chemical Master Credit Card Trust I"). Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

Part I

Item 1.           Business

         Omitted.

Item 2.           Properties

         The Trust is the holder of the Series 1999-3 Asset Backed Certificate issued by Chase Credit Card Master Trust, which was transferred to it by the Bank, and certain deposit accounts.

         The aggregate amount of Investor Default Amount with respect to the assets of the Trust for the year ended December 31, 1999 was $13,895,464.00. As of December 31, 1999, the aggregate principal balance of Receivables in the Trust was $19,295,629,355.22, and the aggregate principal balance of delinquent Receivables in the Trust were as follows:

Delinquency                Principal Balance

-----------------          -----------------------
1 - 30 days                $814,130,637.00
31 - 60 days               $250,538,821.00
61 - 90 days               $183,154,250.00
91 - 120 days              $154,056,584.00
121 - 150 days             $128,007,285.00
151 - 180 days             $103,996,640.00
180 + days                 $1,097,616.00

Item 3.           Legal Proceedings

         The Registrant knows of no material pending legal proceedings with respect to the Trust, the Trustee or The Bank.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of Securityholders during the fiscal year covered by this report.

Part II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholders Matters

         The registrant has no voting stock or class of common stock outstanding as of the date of this report. The beneficial interest in the Trust is represented by the Certificates and the Notes registered in name of the registrant. To the knowledge of the registrant, the Notes are traded in the over-the-counter market to a limited extent.

         As of December 31, 1999, all of the Notes were registered in the name of CEDE and Co. The registrant understands that CEDE and Co. is the nominee for the Depository Trust Company ("DTC"). The registrant further understands that DTC has no knowledge of the actual beneficial owners of the Notes held of record by CEDE & Co., and that DTC knows only the identity of the participants to whose accounts such Notes are credited, who may or may not be the beneficial owners of the Notes.

         The records provided to the Trust by DTC indicate that as of December 31, 1999, the number of holders of record for each class of Notes issued by the Trust were as follows:

         Class                                       # of Holders
         ---------                                   ------------------
         A                                           56
         B                                           29
         C                                           3
         Total                                       88

Item 6.           Selected Financial Data

         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.           Financial Statements and Supplementary Data

         Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Part III

Item 10. Directors and Executive Officers of the Registrant

         Omitted.

Item 11. Executive Compensation

         Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The records of DTC indicate that at December 31, 1999, there were 16 participants in the DTC system that held positions in a class of Notes equal to more than 5% of the total principal amount of that class outstanding on that date.

----------------------------------------------------------------------------------------------------
Chase Credit Card Master Trust    Name & Address of Participant           Original         % Class
                                                                        Certificate
                                                                      Principal Balance
----------------------------------------------------------------------------------------------------
Series 1999-3
----------------------------------------------------------------------------------------------------
Class A                           Bank of New York (The)                                      7.57%
                                  925 Patterson Plank Rd.                   64,360,000
                                  Secaucus, NJ 07094
----------------------------------------------------------------------------------------------------
                                  Bankers Trust Company                                      11.16%
                                  c/o BT Services Tennesse Inc.             94,890,000
                                  648 Grassmere Park Drive
                                  Nashville, TN 37211
----------------------------------------------------------------------------------------------------
                                  Boston Safe Deposit and Trust                              13.44%
                                  Company                                  114,275,000
                                  c/o Mellon Bank N.A.
                                  Three Mellon Bank Center
                                  Room 153-3015
                                  Pittsburgh, PA 15259
----------------------------------------------------------------------------------------------------
                                  Brown Brothers Harriman & Co.                              16.72%
                                  63 Wall Street, 8th Floor                142,140,000
                                  New York, NY 10005
----------------------------------------------------------------------------------------------------
                                  Northern Trust Company (The)                                5.76%
                                  801 S. Canal C-In                         48,965,000
                                  Chicago, IL 60607
----------------------------------------------------------------------------------------------------
                                  State Street Bank and Trust Co.                            15.30%
                                  1776 Heritage Dr.                        130,065,000
                                  Global Corp. Action Unit JAB 5
                                  NW
                                  No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------
                                  Suntrust Bank/Safekeeping                                   6.09%
                                  Custodian for STES                        51,780,000
                                  303 Peachtree Street,
                                  23rd Floor
                                  Atlanta, GA 30302
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Class B                           Bank of New York (The)                                     14.52%
                                  925 Patterson Plank Rd.                    7,015,000
                                  Secaucus, NJ 07094
----------------------------------------------------------------------------------------------------
                                  Bankers Trust Company                                       8.23%
                                  c/o BT Services Tennesse Inc.              3,975,000
                                  648 Grassmere Park Drive
                                  Nashville, TN 37211
----------------------------------------------------------------------------------------------------
                                  Boston Safe Deposit and Trust                              10.14%
                                  Company                                    4,895,000
                                  c/o Mellon Bank N.A.
                                  Three Mellon Bank Center
                                  Room 153-3015
                                  Pittsburgh, PA 15259
----------------------------------------------------------------------------------------------------
                                  Investors Bank & Trust/M.F.                                 9.57%
                                  Custody                                    4,620,000
                                  200 Claredon Street
                                  15th FL Hancock Tower
                                  Boston, MA 02116
----------------------------------------------------------------------------------------------------
                                  Northern Trust Company (The)                               11.84%
                                  801 S. Canal C-In                          5,720,000
                                  Chicago, IL 60607
----------------------------------------------------------------------------------------------------
                                  State Street Bank and Trust Co.                            24.63%
                                  1776 Heritage Dr.                         11,895,000
                                  Global Corp. Action Unit JAB 5
                                  NW
                                  No. Quincy, MA 02171
----------------------------------------------------------------------------------------------------
Class C                           The Bank of New York/First                                 63.03%
                                  Union Safekeeping                         42,615,000
                                  16 Wall Street, 5th Floor
                                  New York, NY 10005
----------------------------------------------------------------------------------------------------
                                  Chase Manhattan Bank                                       22.18%
                                  4 New York Plaza                          15,000,000
                                  13th Floor
                                  New York, NY 10004
----------------------------------------------------------------------------------------------------
                                  Citibank, N.A.                                             14.79%
                                  P.O. Box 30576                            10,000,000
                                  Tampa, FL 33630-3576
----------------------------------------------------------------------------------------------------


Item 13. Certain Relationships and Related Transactions

         None.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports of Form 8-K

                  (a) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

      Exhibit Number    Description
      --------------    -----------

      28.1              Annual Management Report on Internal Controls

      28.2              Annual Issuer's Certificate of Compliance with Indenture


                  (b)      Reports on Form 8-K.

         The following reports were filed on Form 8-K in 1999:

Date            Items Reported            Financial Statements
------------    ---------------           --------------------
11/30/1999      5, 7                      Monthly report to certificateholders
                                          dated 11/15/1999

12/23/1999      5, 7                      Monthly report to certificateholders
                                          dated 12/15/1999

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2000


                                 Chase Credit Card Owner Trust 1999-3

                                 by: Chase Manhattan Bank USA,
                                 National Association


                                 By:  /s/ Patricia Garvey
                                 -----------------------------------
                                 Name:    Patricia Garvey
                                 Title:   Vice President

                                INDEX TO EXHIBITS

Exhibit Number:    Description:
---------------    ------------------------

28.1               Annual Management Report on Internal Controls

28.2               Annual Issuer's Certificate of Compliance with the Indenture