Form 10-K/A
period 1999-12-31
CHASE MANHATTAN BANK /NY/; CHASE MANHATTAN HOME EQUITY LOAN TRUST 1995-1
filed 2000-04-28
CIK 835271, 1036821

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------
                                   FORM 10-K/A
                                 Amendment No. 1

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

                         Commission file number 33-93570

             Chase Manhattan Home Equity Loan Trust 1995-1 (issuer)

      The Chase Manhattan Bank (originator of the Trust referred to herein)

             (Exact name of registrant as specified in its charter)

           New York                                          13-4994650
-------------------------------                        ----------------------
(State of Other Jurisdiction of                            (IRS Employer
Incorporation or Organization)                         Identification Number)

  270 Park Avenue, New York, New York                         10017
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:        (212) 270-6000

================================================================================

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class          Name of Each Exchange of Which Registered
              None                                      N/A

Securities registered pursuant to Section 12(g) of the Act:

         None
   (Title of Each Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days: YES  X   NO
                                              ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X
                               ---

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrants. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

         The registrant has no voting or non-voting common stock outstanding as of the date of this report. The registrant is a trust that has issued certificates of beneficial interest in the trust assets.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1980).

         None.

Introductory Note

         This Amendment No.1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 30, 2000, on behalf of Chase Manhattan Home Equity Loan Trust 1995-1 (the "Trust"), established pursuant to a Pooling and Servicing Agreement (the "Agreement") between The Chase Manhattan Bank (the "Bank"), as seller and servicer, and an unrelated trustee (the "Trustee"). The Trust files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended the ("Exchange Act"), in the Manner described in "no-action" letters submitted to the Office of the Chief Counsel on behalf of the originators of comparable trusts.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         Exhibit Number             Description
         --------------             -----------
         28.1                       Annual Servicer's Certificate pursuant to
                                    Section 3.9 of the Pooling and Servicing
                                    Agreement

         28.2 Annual Independent Accountants' Servicing Reports pursuant to Section 3.10 of the Pooling and Servicing Agreement

                                    SIGNATURE



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Chase Manhattan Home Equity
                                              Loan Trust 1995-1

                                              by The Chase Manhattan Bank


                                              By: /s/ Richard Dargan
                                              ----------------------
                                              Name:  Richard Dargan
                                              Title: Vice President


Dated: April 28, 2000

                                INDEX TO EXHIBITS


         Exhibit Number             Description
         --------------             ------------
         28.1                       Annual Servicer's Certificate pursuant to
                                    Section 3.9 of the Pooling and Servicing
                                    Agreement

         28.2 Annual Independent Accountants' Servicing Reports pursuant to Section 3.10 of the Pooling and Servicing Agreement